Form 10-Q
period 2026-06-30
ARC Group Securities Acquisition I
filed 2026-09-08
CIK 2094712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 001-43431

ARC GROUP SECURITIES ACQUISITION I

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

398 S Mill Avenue, Suite 306, Tempe, AZ 85284	N/A
(Address of principal executive offices)	(Zip Code)

(928) 625-0928

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants

As of September 8, 2026, there were 560,000 Class A ordinary shares (excluding 10,500,000 Class A ordinary shares subject to possible redemption), $0.0001 par value, and 5,175,000 Class B ordinary shares, $0.0001 par value, of the registrant issued and outstanding.

2

ITEM 1. FINANCIAL STATEMENTS

ARC GROUP SECURITIES ACQUISITION I

CONDENSED BALANCE SHEETS

	December 31, 2025 (Audited)	June 30, 2026 (Unaudited)
ASSETS
Cash	$-	$25,000
Deferred offering costs	152,926	268,513
Total Current Assets	152,926	293,513

Total Assets	$152,926	$293,513

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accrued offering costs	$48,190	$90,607
Accrued expenses	17,045	32,278
Promissory note – related party	174,395	283,861
Total Current Liabilities	239,630	406,746

Commitments and Contingencies (Note 6)	-	-

Shareholder’s Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,175,000 issued and outstanding(1) (2)	518	518
Additional paid-in capital	24,482	24,482
Accumulated deficit	(86,704)	(138,233)
Subscription receivable	(25,000)	-
Total Shareholder’s Deficit	(86,704)	(113,233)
Total Liabilities and Shareholder’s Deficit	$152,926	$293,513

(1)	Includes an aggregate of 675,000 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part (Note 5 and Note 7).

(2)	On May 6, 2026, pursuant to the downsize of the Initial Public Offering, the Sponsor (see definition in Note 1) surrendered 2,217,857 Class B ordinary shares it held for no consideration, leaving the Sponsor with 5,175,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender (see Note 5, Note 7 and Note 9).

The accompanying notes are an integral part of these financial statements.

ARC GROUP SECURITIES ACQUISITION I

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three months ended June 30, 2026	For the Six months ended June 30, 2026
Formation and operating costs	$(45,931)	$(51,529)
Net loss	$(45,931)	$(51,529)

Weighted average shares outstanding, basic and diluted (1) (2)	4,500,000	4,500,000
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)

(1)	Excludes an aggregate of 675,000 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part (Note 5 and Note 7).

(2)	On May 6, 2026, pursuant to the downsize of the Initial Public Offering, the Sponsor surrendered 2,217,857 Class B ordinary shares it held for no consideration, leaving the Sponsor with 5,175,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender (see Note 5, Note 7 and Note 9).

The accompanying notes are an integral part of these financial statements.

ARC GROUP SECURITIES ACQUISITION I

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Subscription	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance – January 1, 2026(1) (2)	5,175,000	$518	$24,482	$(86,704)	$(25,000)	$(86,704)
Net loss	-	-	-	(5,598)	-	(5,598)
Balance – March 31, 2026(1) (2)	5,175,000	$518	$24,482	$(92,302)	$(25,000)	$(92,302)
Net loss	-	-	-	(45,931)	-	(45,931)
Subscription fee received for ordinary shares issued to Sponsor	-	-	-	-	25,000	25,000
Balance – June 30, 2026(1) (2)	5,175,000	$518	$24,482	$(138,233)	$-	$(113,233)

(1)	Includes an aggregate of 675,000 Class B ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part (Note 5 and Note 7).

(2)	On May 6, 2026, pursuant to the downsize of the Initial Public Offering, the Sponsor surrendered 2,217,857 Class B ordinary shares it held for no consideration, leaving the Sponsor with 5,175,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender (see Note 5, Note 7 and Note 9).

The accompanying notes are an integral part of these financial statements.

ARC GROUP SECURITIES ACQUISITION I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six months ended June 30, 2026
Cash flows from Operating Activities:
Net loss	$(51,529)

Changes in operating assets and liabilities:
Accrued expenses	15,233
Net cash used in operating activities	(36,296)

Cash flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	25,000
Proceeds from promissory note – related party	109,466
Payment of offering costs	(73,170)
Net cash provided by financing activities	61,296

Net Change in Cash	25,000
Cash – Beginning of period	-
Cash – Ending of period	$25,000

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in accrued offering costs	$83,670

The accompanying notes are an integral part of these financial statements.

ARC GROUP SECURITIES ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

ARC Group Securities Acquisition I (the “Company”) is a blank check company incorporated in the Cayman Islands on October 9, 2025. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, the Company intends to identify and acquire a business where the Company believe its management teams’ and its affiliates’ expertise will provide them with a competitive advantage, including technology, healthcare and logistics industries.

As of June 30, 2026, the Company had not yet commenced any operations. All activity for the period from October 9, 2025 through June 30, 2026 related to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is FDB I (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 3, 2026. On August 5, 2026, the Company consummated its Initial Public Offering of 10,500,000 units (the “Units” and, with respect to the Class A Ordinary Shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $105,000,000 (the “Initial Public Offering”). The Company granted the underwriter a 45-day option to purchase up to an additional 1,575,000 Units at the Initial Public Offering price to cover over-allotments, if any. As of September 8, 2026, the over-allotment option was not exercised.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 140,000 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Unit, generating gross proceeds of $1,400,000 (the “Private Placement”). (see Note 4).

Transaction costs amounted to $3,064,623, consisting of fair value of $979,062 of the Representative Shares (discussed in the below), $1,575,000 of deferred underwriting fee and $510,561 of other offering costs.

In conjunction with the initial public offering (the “IPO”), the Company issued to the underwriter 420,000 Class A ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $979,062.

Following the closing of the Initial Public Offering on August 5, 2026, an amount of $105,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (the “Trust Account”), located in the United States and held as cash items and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the trust account, the Company may, at any time (based on the Company’s management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank.

The Company will provide its public shareholders, other than its initial shareholders and directors and officers, with the opportunity to redeem all or a portion of their public shares upon the completion of the Company’s initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they abstain, vote for, or vote against, the Business Combination.

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter.

ARC GROUP SECURITIES ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing the Company’s initial business combination which contain substantially the same financial and other information about the Company’s initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, private shares and public shares in connection with the completion of the Company’s initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, private shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Company’s public shares if the Company have not consummated an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their Founder Shares and private shares if the Company fail to complete the Company’s initial Business Combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fail to complete the initial Business Combination within the prescribed time frame and to liquidating distributions from assets outside the trust account; and (iv) vote any Founder Shares and private shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the Company’s initial Business Combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the Business Combination transaction).

The Company will have until 12 months from the closing of the IPO, with one (1) three-month extension if the Company has executed, within 12 months after the closing of the initial public offering, a definitive agreement for a Business Combination, as may be further extended by shareholder approval to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate the Company’s initial Business Combination) or until such earlier liquidation date as the Company’s board of directors may approve, to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

ARC GROUP SECURITIES ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent auditors), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Company’s Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Company’s Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company’s company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, the Company may not be able to complete its Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Consideration

As of June 30, 2026, the Company had 25,000 cash and a working capital deficit of $381,746. In addition, the Company initially has until August 5, 2027 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 12-month period from the issuance date of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to consummate the initial Business Combination to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

ARC GROUP SECURITIES ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $25,000 of cash as of June 30, 2026. The Company had no cash equivalents as of June 30, 2026.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of December 31, 2025 and June 30, 2026, the Company had offering costs of $152,926 and $268,513, respectively.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ARC GROUP SECURITIES ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2025 and June 30, 2026 and no amounts accrued for interest and penalties. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This standard requires entities to provide greater disaggregation of information within the income tax reconciliation and expands disclosures around income taxes paid. As an Emerging Growth Company (“EGC”), the Company has elected to use the extended transition period, making the standard effective for the Company for fiscal years beginning after December 15, 2025. Management is currently evaluating the impact of this standard, but its adoption is expected to impact financial statement disclosures only.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 675,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (Note 5 and 7). As of December 31, 2025 and June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

ARC GROUP SECURITIES ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on October 9, 2025, the date of its incorporation.

Recent Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow Scope Improvements (“ASU 2025-11”), to improve the guidance for interim reporting and clarify when that guidance is applicable. The ASU 2025-11 provides a comprehensive list of required disclosures and also requires entities to disclose events since the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted. Management is currently evaluating ASU 2025-11 to determine its impact on the Company’s disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On August 5, 2026, the Company consummated its Initial Public Offering of 10,500,000 Units, at $10.00 per Unit, generating gross proceeds of $105,000,000. The Company granted the underwriter a 45-day option to purchase up to an additional 1,575,000 Units at the Initial Public Offering price to cover over-allotments, if any. Each Unit consists of one Class A ordinary share, one redeemable warrant (“Public Warrant”) and one right that entitles the holder thereof to receive one-quarter (1/4) of one Class A ordinary share upon consummation of the Company’s initial business combination (“Public Right”).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 140,000 Private Units at a price of $10.00 per Placement Unit raising $1,400,000 in the aggregate.

The proceeds from the sale of the Private Units were added to the net proceeds from the Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Initial Public Offering, as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), Private rights and the Private Warrants will expire worthless.

ARC GROUP SECURITIES ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder shares

On October 17, 2025, the Company issued an aggregate of 7,392,857 Class B ordinary shares (“Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. The funds were not received by June 30, 2026. Such ordinary shares includes an aggregate of up to 964,286 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 30% of the outstanding shares after the Initial Public Offering (not including the Class A ordinary shares that are included within the Private Units). On May 6, 2026, pursuant to the downsize of the Initial Public Offering, the Sponsor surrendered 2,217,857 Class B ordinary shares for no consideration, leaving the Sponsor with 5,175,000 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 675,000 which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). On August 5, 2026, the effective date of the registration statement of the IPO, the Sponsor transferred an aggregate of 40,000 of its Founder Shares, or 10,000 each to its four officers and independent directors for their board service, for nil cash consideration. The fair value of the transfer of the 40,000 Founder Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”). The estimated fair value of the 40,000 Founder Shares totaled $93,244 and was accounted as share-based compensation expense on August 5, 2026.

The Founder Shares are Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units being sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the Company’s Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares, private shares and public shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares, private shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (a) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s public shares if the Company have not consummated an initial Business Combination within the completion window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (C) waive their rights to liquidating distributions from the trust account with respect to their Founder Shares and private shares if the Company fail to complete its initial Business Combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fail to complete its initial Business Combination within such time period and to liquidating distributions from assets outside the trust account and (D) vote any Founder Shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the Company’s initial Business Combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the Business Combination transaction), (iv) the Founder Shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of the Company’s initial Business Combination or such earlier time at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Company’s amended and restated memorandum and articles of association, and (v) prior to the closing of the Company’s initial business combination, only holders of the Company’s Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company to a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company’s approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable (except to the Company’s officers and directors and other persons or entities affiliated with the Company’s Sponsor, each of whom will be subject to the same transfer restrictions) until the completion of the Company’s initial Business Combination.

Promissory Note — Related Party

On October 16, 2025, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $350,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) June 30, 2026 or (ii) the consummation of the Initial Public Offering. As of December 31, 2025 and June 30, 2026, the Company has borrowed $174,395 and $283,861 under the promissory note with the Sponsor, respectively. On August 13, 2026, a total of $360,453 borrowed under the promissory note was fully repaid.

Administrative Services Arrangement

On August 3, 2026, the Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. The Company has agreed to pay to the Sponsor, $20,000 per month, for up to 12 months, subject to extension to up to 15 months, for such administrative services.

ARC GROUP SECURITIES ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $2,500,000 of such loans may be convertible into Private Units, at a price of $10.00 per unit, at the option of the applicable lender. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025 and June 30, 2026, no amounts under such loans have been drawn.

Representative Shares

On August 5, 2026, the Company issued to ARC Group Securities LLC, the representative (and/or its designees) and Clear Street LLC, the qualified independent underwriter, an aggregate of 420,000 Class A ordinary shares on the Closing Date (483,000 if the over-allotment option is exercised in full), including 370,000 to ARC Group Securities LLC (and/or its designees) and 50,000 to Clear Street LLC (and/or its designees) as part of representative compensation (the “Representative Shares”). If the over-allotment option is exercised in full, the additional 63,000 representative shares would be payable to ARC Group Securities LLC. The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of this offering pursuant to FINRA Rule 5110(e)(1). ARC Group Securities LLC and Clear Street LLC have agreed not to transfer, assign, or sell, pledge, or hypothecate any such representative shares, or subject such representative shares to hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person until 180 days from the commencement of sales of the offering pursuant to FINRA Rule 5110(e)(1), except that (i) the representative shares may be transferred, in whole or in part, to any member participating in the offering and its officers or partners, its registered persons or affiliates, if all transferred securities remain subject to the lock-up restriction for the remainder of the one hundred eighty (180) days from the commencement of sales of the offering; and (ii) the representative shares may be transferred back to the issuer in a transaction exempt from registration with the Commission, or other exceptions as provided under FINRA Rule 5110(e)(2). The shares issued to ARC Group Securities LLC and Clear Street LLC will be granted customary registration rights in compliance with FINRA Rule 5110(g)(8). These securities have resale registration rights including two demand (one at the Company’s expense and one at ARC Group Securities LLC’s and Clear Street LLC’s expense) and unlimited “piggy-back” rights at any time, and from time to time.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Units (including the component securities as well as any securities underlying those component securities), which will be issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) Private Units (including the component securities as well as any securities underlying those component securities) that may be issued upon conversion of working capital loans will have registration rights to require us to register a sale of any of the Company’s securities held by them and any other securities of the company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering.

The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of the Company’s initial business combination. The registration rights granted to the underwriter are limited to one demand and unlimited “piggy-back” rights for periods of five and seven years, respectively, from the commencement of sales of the Initial Public Offering with respect to the registration under the Securities Act of the Private Units and the component securities as well as any securities underlying those component securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,575,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

The underwriters are not entitled to any cash underwriting fee at closing of the Initial Public Offering. The underwriters are entitled to 420,000 Representative Shares (or 483,000 if the over-allotment is fully exercised) at closing of the Initial Public Offering. The underwriters will also be entitled to $1,575,000 deferred underwriting fee upon closing of the Business Combination (or $1,811,250 if the over-allotment is fully exercised).

ARC GROUP SECURITIES ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 7. SHAREHOLDER’S EQUITY

Preference shares — The Company is authorized to issue 5,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2025 and June 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025 and June 30, 2026, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On October 17, 2025, the Company issued an aggregate of 7,392,857 ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 964,286 Class B ordinary shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full. On May 6, 2026, pursuant to the downsize of the Initial Public Offering, the Sponsor surrendered 2,217,857 Class B ordinary shares for no consideration, leaving the Sponsor with 5,175,000 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 675,000 which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). All shares and associated amounts have been retroactively restated to reflect the surrender. As of December 31, 2025 and June 30, 2026, there were 5,175,000 Class B ordinary shares issued and outstanding.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the Company’s initial business combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment as provided herein. Because the Company’s Sponsor acquired the Class B ordinary shares at a nominal price of approximately $0.00483 (if over-allotment option is exercised) per share, the Company’s public shareholders will incur an immediate and substantial dilution upon the closing of the Initial Public Offering, assuming no value is ascribed to the warrants included in the units. In the case that additional Class A ordinary shares, or equity-linked securities (as described herein), are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the Company’s initial business combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 30% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares that are included within the Private Units), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any units issued to the Company’s Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans described herein) minus (iii) any redemptions of Class A ordinary shares by the Company’s public shareholders in connection with (a) any amendment to our amended and restated memorandum and articles of association prior to any initial business combination (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (b) our initial business combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. However, prior to the closing of our initial business combination, only holders of Class B ordinary shares (i) will have the right to vote to appoint and remove directors prior to or in connection with the completion of the Company’s initial business combination; and (ii) will be entitled to vote on continuing the company to a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company’s approving a transfer by way of continuation to a jurisdiction outside the Cayman Islands). The provisions of the Company’s amended and restated memorandum and articles of association governing these matters prior to the Company’s initial business combination may only be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the Company’s initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. On any other matter submitted to a vote of the Company’s shareholders prior to or in connection with the completion of the Company’s initial business combination, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless otherwise specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is required to approve any such matter voted on by the Company’s shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, which (except as outlined above) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, and pursuant to the Company’s amended and restated memorandum and articles of association; such actions include amending the Company’s amended and restated memorandum and articles of association (other than the provisions referred to above) and approving a statutory merger or consolidation with another company. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares entitled to vote and voted for the appointment of directors can appoint all of the directors. The Company’s shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available.

ARC GROUP SECURITIES ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Warrants — Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable 30 days after the completion of the Company’s initial business combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Company’s initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may call the Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant; upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial business combination and ending three business days before the Company send the notice of redemption to the warrant holders.

The Private Warrants will be identical to the warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, the Private Warrants (i) are locked-up until the completion of the Company’s initial business combination and (ii) will be entitled to registration rights.

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

The exercise price is $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by the Company’s initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances and the Initial Public Offering), and interest thereon, available for the funding of the Company’s initial business combination on the date of the consummation of the Company’s initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company’s consummate its initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Rights — Each holder of a right will receive one-fourth (1/4) of one Class A ordinary share upon consummation of an initial business combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial business combination. If the Company enters into a definitive agreement for a business combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/4 share underlying each right (without paying any additional consideration) upon consummation of the business combination.

The Company will not issue fractional Class A ordinary shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with Cayman law. If the Company is unable to complete an initial business combination within the completion window and the Company liquidates the funds held in the trust account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from our assets held outside of the trust account with respect to such rights. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial business combination. Additionally, in no event will the Company be required to cash settle the rights. Accordingly, the rights may expire worthless.

ARC GROUP SECURITIES ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Six months Ended June 30, 2026
Formation and operating costs	$(51,529)

The key measures of segment profit or loss reviewed by the CODM are formation and operating costs. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Initial Public Offering and eventually a Business Combination within the Combination Period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through September 8, 2026, the date that unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except the following.

On August 5, 2026, ARC Group Securities Acquisition I (the “Company”) consummated its initial public offering (the “IPO”) of 10,500,000 units (the “Units”), at a price of $10.00 per Unit, for total gross proceeds of $105,000,000. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), one right entitling the holder to receive one-fourth (1/4th) of one Class A Ordinary Share upon the consummation of the Company’s initial business combination (each, a “Right”) and one redeemable warrant (the “Warrant”), with each Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The underwriters have a 45-day option to purchase up to an additional 1,575,000 Units to cover over-allotments, if any.

Simultaneously with the closing of the IPO, pursuant to the Private Units Purchase Agreement, the Company completed the private sale of an aggregate of 140,000 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $1,400,000 (the “Private Placement”). The Private Placement Units are identical to the Units sold in the IPO, except that, for so long as the Private Placement Units are held by the Sponsor or their permitted transferees, the Private Placement Units (i) may not (including the securities underlying the Private Placement Units), subject to certain limited exceptions, be transferred, assigned or sold until the completion of the Company’s initial business combination, and (ii) are entitled to registration rights. The material terms of the Private Placement Units are fully described in the Prospectus and are incorporated herein by reference. No underwriting discounts or commissions were paid with respect to the sale of the Private Placement Units. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

As of August 5, 2026, a total of $106,400,000 of the proceeds from the IPO and the sale of the Private Placement Units, was placed in a U.S.-based trust account maintained by Efficiency, INC., acting as trustee. On August 10, 2026, $545,453.36 IPO expenses (including $360,453 due to sponsor promissory note) and $854,546.64 working capital of the Company were distributed from the trust account and net proceeds of $105,000,000 had remained in trust account

On August 13, 2026, a total of $360,453 borrowed under the promissory note was fully repaid.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to ARC Group Securities Acquisition I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FDB I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form S-1 declared effective with the SEC on August 3, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

The Company is a blank check company formed under the laws of the Cayman Islands on October 15, 2025 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial business combination using cash from the proceeds of our Initial Public Offering (the “IPO”) the private placement of the private units, the proceeds of the sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2026 were organizational activities and those necessary to prepare for the Company’s IPO. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to continue to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the six months ended June 30, 2026, we had a net loss of $51,529, which consisted of operating costs.

Liquidity and Capital Resources

On August 5, 2026, we consummated our Initial Public Offering of 10,500,000 units, at $10.00 per Unit (the “Public Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $105,000,000. Each Public Unit contains one Class A ordinary share, one right, and one redeemable warrant.

Simultaneously with the consummation of the closing of the Offering, we consummated the private placement of an aggregate of 140,000 units to the Sponsor at a price of $10.00 per Unit (the “Private Units” and, with respect to the Class A ordinary shares included in the Private Units being offered, the “Private Shares”), generating gross proceeds of $1,400,000 (“the Private Placement”).

Upon the closing of the IPO and the private placement on August 5, 2026, a total of $105,000,000 from the net proceeds of the IPO and the sale of the Private Units was placed in a trust account (the “Trust Account”) maintained by Efficiency INC. as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations.

We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

As of June 30, 2026, the Company had 25,000 cash and a working capital deficit of $381,746. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through the loan under an unsecured promissory note from the Sponsor of $360,453, which was fully repaid on August 13, 2026.

In order to meet our working capital needs following the consummation of the IPO until the completion of an initial business combination, our Sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion. Such loans will be repayable upon the consummation of our initial business combination, and the lender has the option to convert up to $2,500,000 of such loans into private units at a price of $10.00 per unit prior to or upon the consummation of our initial business combination. If a business combination is not consummated, the loans will not be repaid except to the extent that we have funds available outside of the trust account.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor an aggregate of $20,000 per month for office space, secretarial and administrative support. We began incurring these fees on August 5, 2026, and will continue to incur these fees monthly until completion of the Company’s initial business combination or liquidation.

The underwriters were not entitled to any cash underwriting fee at closing of the Initial Public Offering. The underwriters were entitled to 420,000 Representative Shares at closing of the Initial Public Offering, whereby 370,000 Class A ordinary shares were issued to ARC Group Securities LLC, the lead left bookrunner and representative of the underwriters and 50,000 Class A ordinary shares were issued to Clear Street LLC, as the qualified independent underwriter. The underwriters will also be entitled to $1,575,000 deferred underwriting fee upon closing of the Business Combination (or $1,811,250 if the over-allotment is fully exercised).

Critical Accounting Estimates

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report on Form 10-Q. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our final prospectus for the IPO filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On October 17, 2025, we issued an aggregate of 7,392,857 Class B ordinary shares (“Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. Such ordinary shares included an aggregate of up to 964,286 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 30% of the outstanding shares after the IPO (not including the Class A ordinary shares that are included within the Private Units). On May 6, 2026, pursuant to the downsize of the Initial Public Offering, our sponsor surrendered 2,217,857 Class B ordinary shares for no consideration, leaving sponsor with 5,175,000 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 675,000 of which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). On August 3, 2026, the effective date of the registration statement, the Sponsor transferred an aggregate of 40,000 of its Founder Shares, or 10,000 each to its four officers and independent directors, except Ian Hanna, for their board service, for nil cash consideration. As the underwriters’ over-allotment option was not exercised, 675,000 Founder Shares are subject to forfeiture.

On August 5, 2026, we consummated our Initial Public Offering of 10,500,000 units, at $10.00 per Unit, generating gross proceeds of $105,000,000. Each Public Unit contains one Class A ordinary share, one right, and one redeemable warrant.

Simultaneously with the consummation of the closing of the Initial Public Offering, we consummated the private placement of an aggregate of 140,000 units to the Sponsor at a price of $10.00 per Private Unit, generating gross proceeds of $1,400,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC Group Securities Acquisition I

Dated: September 8, 2026	By:	/s/ Ian Hanna
Ian Hanna, Chief Executive Officer and Chairman of the Board

