Form 10-Q
period 2026-09-30
ARC Group Securities Acquisition I
filed 2026-11-06
CIK 2094712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 001-43431

ARC GROUP SECURITIES ACQUISITION I

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

398 S Mill Avenue, Suite 306, Tempe, AZ	85284
(Address of principal executive offices)	(Zip Code)

(928) 625-0928

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, one redeemable warrant to purchase one Class A Ordinary Share and one right to receive one-quarter (1/4) of one Class A ordinary share	FJDIU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	FJDI	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	FJDIW	The Nasdaq Stock Market LLC
Rights to receive one-fourth (1/4) of one Class A Ordinary Share	FJDIR	The Nasdaq Stock Market LLC

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

As of November 6, 2026, there were 560,000 Class A ordinary shares (excluding 10,500,000 Class A ordinary shares subject to possible redemption), $0.0001 par value, and 4,500,000 Class B ordinary shares, $0.0001 par value, of the registrant issued and outstanding.

2

ITEM 1. FINANCIAL STATEMENTS

ARC GROUP SECURITIES ACQUISITION I

CONDENSED BALANCE SHEETS

	December 31, 2025 (Audited)	September 30, 2026 (Unaudited)
ASSETS
Cash	$-	$684,320
Prepaid expenses	-	55,547
Deferred offering costs	152,926	-
Total Current Assets	152,926	739,867

Cash and Marketable Securities held in Trust Account	-	105,567,810
Total Assets	$152,926	$106,307,677

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	$48,190	$-
Accrued expenses	17,045	30,151
Promissory note – related party	174,395	-
Due to sponsor	-	40,958
Total Current Liabilities	239,630	71,109

Deferred underwriting fee	-	1,575,000
Total Liabilities	239,630	1,646,109

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; none and 10,500,000 shares issued and outstanding, at redemption value of nil per share and $10.05 per share as of December 31, 2025 and September 30, 2026, respectively	-	105,566,852

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none and 560,000 shares issued and outstanding (excluding 10,500,000 shares subject to redemption) as of December 31, 2025 and September 30, 2026, respectively	-	56
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,175,000 and 4,500,000 issued and outstanding(1) (2) as of December 31, 2025 and September 30, 2026, respectively	518	450
Additional paid-in capital	24,482	-
Accumulated deficit	(86,704)	(905,790)
Subscription receivable	(25,000)	-
Total Shareholders’ Deficit	(86,704)	(905,284)
Total Liabilities, Ordinary Shares Subject to Possible Redemptions and Shareholders’ Deficit	$152,926	$106,307,677

(1)	The 5,175,000 Class B ordinary shares as of December 31, 2025 include an aggregate of 675,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part. On September 17, 2026, an aggregate of 675,000 Class B ordinary shares was forfeited as the underwriters’ over-allotment was not exercised (Note 5 and Note 7).

(2)	On May 6, 2026, pursuant to the downsize of the Initial Public Offering, the Sponsor (see definition in Note 1) surrendered 2,217,857 Class B ordinary shares it held for no consideration, leaving the Sponsor with 5,175,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender (see Note 5 and Note 7).

The accompanying notes are an integral part of these financial statements.

ARC GROUP SECURITIES ACQUISITION I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three months ended September 30, 2026	For the nine months ended September 30, 2026
Formation and operating costs	$(199,734)	$(251,263)
Loss from operations	(199,734)	(251,263)
Other income (expense):
Change in fair value of over-allotment liability	97,020	97,020
Investment income on cash and marketable securities held in trust account	566,852	566,852
Net income	$464,138	$412,609

Weighted average shares of redeemable ordinary shares outstanding, basic and diluted	6,391,304	2,153,846
Basic and diluted net income per ordinary share	$0.75	$3.41

Weighted average shares of non-redeemable ordinary shares outstanding, basic and diluted (1) (2)	4,840,870	4,614,872
Basic and diluted net loss per ordinary share	$(0.90)	$(1.50)

(1)	Excludes an aggregate of 675,000 Class B ordinary shares forfeited on September 17, 2026 (Note 5 and Note 7).

(2)	On May 6, 2026, pursuant to the downsize of the Initial Public Offering, the Sponsor surrendered 2,217,857 Class B ordinary shares it held for no consideration, leaving the Sponsor with 5,175,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender (see Note 5 and Note 7).

The accompanying notes are an integral part of these financial statements.

ARC GROUP SECURITIES ACQUISITION I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Share		Additional Paid-In	Accumulated	Subscription	Total Shareholders’
	Shares	Amount	Shares	Amounts	Capital	Deficit	Receivable	Deficit
Balance – January 1, 2026(1) (2)	-	$-	5,175,000	$518	$24,482	$(86,704)	$(25,000)	$(86,704)
Net loss	-	-	-	-	-	(5,598)	-	(5,598)
Balance – March 31, 2026(1) (2)	-	$-	5,175,000	$518	$24,482	$(92,302)	$(25,000)	$(92,302)
Net loss	-	-	-	-	-	(45,931)	-	(45,931)
Subscription fee received for ordinary shares issued to Sponsor	-	-	-	-	-	-	25,000	25,000
Balance – June 30, 2026 (2)	-	-	5,175,000	518	$24,482	$(138,233)	$-	$(113,233)
Issuance of Public Warrants and Public Rights	-	-			7,091,700	-	-	7,091,700
Issuance of Private Units	140,000	14	-	-	1,399,986	-	-	1,400,000
Issuance of representative shares	420,000	42	-	-	979,020	-	-	979,062
Share-based compensation expense	-	-	-	-	93,244	-	-	93,244
Forfeiture of Founder Shares	-	-	(675,000)	(68)	68	-	-	-
Allocation of transaction costs to Private Units and Public Warrants and Public Rights	-	-	-	-	(244,809)	-	-	(244,809)
Accretion of carrying value to redemption value	-	-	-	-	(9,343,691)	(1,231,695)	-	(10,575,386)
Net income	-	-	-	-	-	464,138	-	464,138
Balance – September 30, 2026(1) (2)	560,000	$56	4,500,000	$450	$-	$(905,790)	$-	$(905,284)

(1)	The 5,175,000 Class B ordinary shares include an aggregate of 675,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part. On September 17, 2026, an aggregate of 675,000 Class B ordinary shares was forfeited as the underwriters’ over-allotment was not exercised (Note 5 and Note 7).

(2)	On May 6, 2026, pursuant to the downsize of the Initial Public Offering, the Sponsor surrendered 2,217,857 Class B ordinary shares it held for no consideration, leaving the Sponsor with 5,175,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender (see Note 5 and Note 7).

The accompanying notes are an integral part of these financial statements.

ARC GROUP SECURITIES ACQUISITION I

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the nine months ended September 30, 2026
Cash flows from Operating Activities:
Net income	$412,609

Adjustments to reconcile net income to net cash used in operating activities:
Investment income on trust account	(566,852)
Share-based compensation expense	93,244
Change in fair value of over-allotment liability	(97,020)
Changes in operating assets and liabilities:
Prepaid expenses	(55,547)
Accrued expenses	13,106
Due to sponsor	40,000
Net cash used in operating activities	(160,460)

Cash flows from Investing Activities:
Investment of cash in Trust Account	(105,000,000)
Net cash used in investing activities	(105,000,000)

Cash flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	25,000
Proceeds from sale of public units	105,000,000
Proceeds from sale of private placement units	1,400,000
Proceeds from promissory note – related party	186,058
Repayment of promissory note	(360,453)
Payment of offering costs	(405,825)
Net cash provided by financing activities	105,844,780

Net Change in Cash	684,320
Cash – Beginning of period	-
Cash – End of period	$684,320

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs charged to Additional paid-in capital and Class A ordinary shares subject to possible redemption	$3,064,623
Accretion of carrying value to redemption value	$10,575,386
Forfeiture of Founder Shares	$68
Issuance of representative shares	$979,062
Investment income before IPO payable to sponsor	$958

The accompanying notes are an integral part of these financial statements.

ARC GROUP SECURITIES ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

ARC Group Securities Acquisition I (the “Company”) is a blank check company incorporated in the Cayman Islands on October 9, 2025. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, the Company intends to identify and acquire a business where the Company believes its management team’s and its affiliates’ expertise will provide them with a competitive advantage, including technology, healthcare and logistics industries.

As of September 30, 2026, the Company had not yet commenced any operations. All activity for the period from October 9, 2025 through September 30, 2026 related to the Company’s Initial Public Offering (as defined below) and pursuit of the consummation of an initial business combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is FDB I (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 3, 2026. On August 5, 2026, the Company consummated its Initial Public Offering of 10,500,000 units (the “Units” and, with respect to the Class A Ordinary Shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $105,000,000 (the “Initial Public Offering”). The Company granted the underwriter a 45-day option to purchase up to an additional 1,575,000 Units at the Initial Public Offering price to cover over-allotments, if any. On September 17, 2026, the over-allotment option expired unexercised.

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 140,000 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Unit, generating gross proceeds of $1,400,000 (the “Private Placement”). (see Note 4).

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

Following the closing of the Initial Public Offering on August 5, 2026, an amount of $105,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (the “Trust Account”), located in the United States and held as cash items and had been invested into U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the trust account, the Company may, at any time (based on the Company’s management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank.

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

SEPTEMBER 30, 2026

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

ARC GROUP SECURITIES ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent auditors), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Company’s Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Company’s Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, the Company may not be able to complete its Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Consideration

As of September 30, 2026, the Company had $684,320 cash and a working capital surplus of $668,758. In addition, the Company initially has until August 5, 2027 (or November 5, 2027 if the Company has executed a definitive agreement for a Business Combination by August 5, 2027) to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 12-month period from the issuance date of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to consummate the initial Business Combination to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results, changes in shareholders’ deficit and cash flows for the periods presented. The December 31, 2025 balance sheet was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP for annual financial statements.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $684,320 of cash as of September 30, 2026. The Company had no cash equivalents as of September 30, 2026.

Cash and Marketable Securities Held in Trust Account

As of September 30, 2026, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills and U.S. Treasury Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of September 30, 2026, the estimated fair values of investments held in Trust Account amounted to $105,567,810, including $958 investment income before IPO payable to sponsor.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Class A ordinary shares, rights and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the warrants and rights included in the Public Units and Private Units were charged to shareholders’ equity as the warrants and rights, after management’s evaluation, were accounted for under equity treatment. As of August 5, 2026, the Company had offering costs of $3,064,623, consisting of fair value of $979,062 of the Representative Shares, $1,575,000 of deferred underwriting fee and $510,561 of other offering costs. Approximately $244,809 of such costs were allocated to the Public Warrants, Public Rights and the Private Placement Units and the remainder, approximately $2,819,814 was allocated to Class A ordinary shares subject to redemption.

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

ARC GROUP SECURITIES ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2025 and September 30, 2026 and no amounts accrued for interest and penalties. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This standard requires entities to provide greater disaggregation of information within the income tax reconciliation and expands disclosures around income taxes paid. As an Emerging Growth Company (“EGC”), the Company has elected to use the extended transition period, making the standard effective for the Company for fiscal years beginning after December 15, 2025.The Company will adopt ASU 2023-09 prospectively in the annual financial statements for the year ended December 31, 2026. Adoption is expected to impact financial statement disclosures of income tax expense only.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their overallotment option at the closing of the Initial Public Offering. On September 17, 2026, the over-allotment option to purchase up to an additional 1,575,000 Units was forfeited, and the Company derecognized the over-allotment liability in the amount of $97,020 accordingly, which is included in change in fair value of over-allotment liability under other income in the accompanying unaudited statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of September 30, 2026, the 10,500,000 Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$105,000,000
Less:
Proceeds allocated to Over-allotment Option	(97,020)
Proceeds allocated to Public Warrants	(972,300)
Proceeds allocated to Public Rights	(6,119,400)
Issuance costs allocated to Class A ordinary share subject to possible redemption	(2,819,814)
Plus:
Accretion of carrying value to redemption value	10,575,386
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$105,566,852

Stock-based compensation

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (e.g., the occurrence of Initial Public Offering). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

ARC GROUP SECURITIES ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments that are subject to the accounting guidance in ASC 480, and if not, whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and is re-evaluated as of each subsequent quarterly and annual reporting dates while the warrants are outstanding. The Company concluded that the warrants should be classified as equity.

Share Rights

The Company accounted for the Public Rights and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Share Rights under equity treatment at their assigned values.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. As the economic rights of Class A non-redeemable ordinary shares and class B non-redeemable ordinary shares are identical, the resulting net income (loss) per share is the same for non-redeemable ordinary shares. Accordingly, basic and diluted net income (loss) per non-redeemable ordinary share is presented on a combined basis. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income on investments in trust account less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. The potential ordinary shares for outstanding Public and Private Warrants to purchase the Company’s ordinary shares were excluded from diluted income (loss) per ordinary share because they are contingently exercisable, and the contingencies have not yet been met. As of September 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then shared in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three months ended September 30, 2026	For the nine months ended September 30, 2026
Net income	$464,138	$412,609
Initial accretion of carrying value to redemption value	(10,008,534)	(10,008,534)
Subsequent accretion of carrying value to redemption value	(566,852)	(566,852)
Net Loss including accretion of carrying value to redemption value	$(10,111,248)	$(10,162,777)

	For the three months ended September 30, 2026		For the nine months ended September 30, 2026
	Redeemable ordinary shares	Non-redeemable Ordinary Shares	Redeemable ordinary shares	Non-redeemable Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Net loss	(5,753,478)	$(4,357,770)	$(3,233,856)	(6,928,921)
Initial accretion of carrying value to redemption value	10,008,534	-	10,008,534	-
Subsequent accretion of carrying value to redemption value	566,852	-	566,852	-
Allocation of net income (loss)	$4,821,908	$(4,357,770)	$7,341,530	(6,928,921)
Denominator:
Basic and diluted weighted average shares outstanding	6,391,304	4,840,870	2,153,846	4,614,872
Basic and diluted net income (loss) per ordinary share	$0.75	$(0.90)	$3.41	(1.50)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

ARC GROUP SECURITIES ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Initial Public Offering, except as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), the Private Rights and the Private Warrants will expire worthless.

ARC GROUP SECURITIES ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder shares

On October 17, 2025, the Company issued an aggregate of 7,392,857 Class B ordinary shares (“Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. The funds were received on June 9, 2026. Such ordinary shares included an aggregate of up to 964,286 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 30% of the outstanding shares after the Initial Public Offering (not including the Class A ordinary shares that are included within the Private Units). On May 6, 2026, pursuant to the downsize of the Initial Public Offering, the Sponsor surrendered 2,217,857 Class B ordinary shares for no consideration, leaving the Sponsor with 5,175,000 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 675,000 which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). On August 5, 2026, the effective date of the registration statement of the IPO, the Sponsor transferred an aggregate of 40,000 of its Founder Shares, or 10,000 each to its four officers and independent directors for their board service, for nil cash consideration. The fair value of the transfer of the 40,000 Founder Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”). The estimated fair value of the 40,000 Founder Shares totaled $93,244 and was accounted as share-based compensation expense on August 5, 2026. On September 17, 2026, an aggregate of 675,000 Class B ordinary shares was forfeited as the underwriters’ over-allotment was not exercised.

The Founder Shares are Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the Company’s Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares, private shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares, private shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (a) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company have not consummated an initial Business Combination within the completion window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (C) waive their rights to liquidating distributions from the trust account with respect to their Founder Shares and private shares if the Company fail to complete its initial Business Combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any Public Shares they hold if the Company fail to complete its initial Business Combination within such time period and to liquidating distributions from assets outside the trust account and (D) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the Company’s initial Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the Business Combination transaction), (iv) the Founder Shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of the Company’s initial Business Combination or such earlier time at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Company’s amended and restated memorandum and articles of association, and (v) prior to the closing of the Company’s initial business combination, only holders of the Company’s Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company to a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company’s approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable (except to the Company’s officers and directors and other persons or entities affiliated with the Company’s Sponsor, each of whom will be subject to the same transfer restrictions) until the completion of the Company’s initial Business Combination.

Promissory Note — Related Party

On October 16, 2025, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $350,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2026 or (ii) the consummation of the Initial Public Offering. As of December 31, 2025, the Company has borrowed $174,395 under the promissory note with the Sponsor. On August 13, 2026, all borrowings under the promissory note was fully repaid.

Administrative Services Arrangement

On August 3, 2026, the Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. The Company has agreed to pay to the Sponsor, $20,000 per month, for up to 12 months, subject to extension to up to 15 months, for such administrative services. For the three and nine months ended September 30, 2026, $40,000 were incurred under this agreement and accounted for as payable to Sponsor. The remaining payable balance of $958 due to Sponsor related to pre-IPO investment income payable to Sponsor, which has been distributed from trust account to operating account subsequent to September 30, 2026.

ARC GROUP SECURITIES ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $2,500,000 of such loans may be convertible into Private Units, at a price of $10.00 per unit, at the option of the applicable lender. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025 and September 30, 2026, no amounts under such loans have been drawn.

Representative Shares

On August 5, 2026, the Company issued to ARC Group Securities LLC, the representative (and/or its designees) and Clear Street LLC, the qualified independent underwriter, an aggregate of 420,000 Class A ordinary shares on the Closing Date, including 370,000 to ARC Group Securities LLC (and/or its designees) and 50,000 to Clear Street LLC (and/or its designees) as part of representative compensation (the “Representative Shares”). The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of this offering pursuant to FINRA Rule 5110(e)(1). ARC Group Securities LLC and Clear Street LLC have agreed not to transfer, assign, or sell, pledge, or hypothecate any such representative shares, or subject such representative shares to hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person until 180 days from the commencement of sales of the offering pursuant to FINRA Rule 5110(e)(1), except that (i) the representative shares may be transferred, in whole or in part, to any member participating in the offering and its officers or partners, its registered persons or affiliates, if all transferred securities remain subject to the lock-up restriction for the remainder of the one hundred eighty (180) days from the commencement of sales of the offering; and (ii) the representative shares may be transferred back to the issuer in a transaction exempt from registration with the Commission, or other exceptions as provided under FINRA Rule 5110(e)(2). The shares issued to ARC Group Securities LLC and Clear Street LLC will be granted customary registration rights in compliance with FINRA Rule 5110(g)(8). These securities have resale registration rights including two demand (one at the Company’s expense and one at ARC Group Securities LLC’s and Clear Street LLC’s expense) and unlimited “piggy-back” rights at any time, and from time to time.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Units (including the component securities as well as any securities underlying those component securities), which were issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) Private Units (including the component securities as well as any securities underlying those component securities) that may be issued upon conversion of working capital loans will have registration rights to require us to register a sale of any of the Company’s securities held by them and any other securities of the company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement entered into on August 3,2026.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,575,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On September 17, 2026, the over-allotment option expired unexercised.

The underwriters were not entitled to any cash underwriting fee at closing of the Initial Public Offering. The underwriters were entitled to 420,000 Representative Shares at closing of the Initial Public Offering. The underwriters were entitled to $1,575,000 deferred underwriting fee upon closing of the Business Combination.

ARC GROUP SECURITIES ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ EQUITY

Preference shares — The Company is authorized to issue 5,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2025 and September 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding. As of September 30, 2026, there were 560,000 Class A ordinary shares issued and outstanding, excluding 10,500,000 shares subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On October 17, 2025, the Company issued an aggregate of 7,392,857 ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 964,286 Class B ordinary shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full. On May 6, 2026, pursuant to the downsize of the Initial Public Offering, the Sponsor surrendered 2,217,857 Class B ordinary shares for no consideration, leaving the Sponsor with 5,175,000 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 675,000 which are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised). All shares and associated amounts have been retroactively restated to reflect the surrender. On September 17, 2026, an aggregate of 675,000 Class B ordinary shares was forfeited as the underwriters’ over-allotment was not exercised. As of December 31, 2025 and September 30, 2026, there were 5,175,000 and 4,500,000 Class B ordinary shares issued and outstanding, respectively.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the Company’s initial business combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment as provided herein. Because the Company’s Sponsor acquired the Class B ordinary shares at a nominal price of approximately $0.0.00556 per share, (after giving effect to the forfeiture of 675,000 Class B ordinary shares), the Company’s public shareholders will incur an immediate and substantial dilution upon the closing of the Initial Public Offering, assuming no value is ascribed to the warrants included in the units. In the case that additional Class A ordinary shares, or equity-linked securities (as described herein), are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the Company’s initial business combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 30% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares that are included within the Private Units), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any units issued to the Company’s Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans described herein) minus (iii) any redemptions of Class A ordinary shares by the Company’s public shareholders in connection with (a) any amendment to our amended and restated memorandum and articles of association prior to any initial business combination (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we have not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (b) our initial business combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

SEPTEMBER 30, 2026

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

The exercise price is $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by the Company’s initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances and the Initial Public Offering), and interest thereon, available for the funding of the Company’s initial business combination on the date of the consummation of the Company’s initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

ARC GROUP SECURITIES ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s instruments that are measured at fair value as of August 5, 2026 and September 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	August 5, 2026
Asset:
Cash and marketable securities held in Trust Account	1	$106,400,000

Liability:	3	$97,020
Fair value of over-allotment liability

Equity:
Fair value of Public Warrants	3	$972,300
Fair value of Public Rights	3	$6,119,400
Fair value of Representative Shares	3	$979,062
Fair value of Founder Shares transferred to directors and officers	3	$93,244

	Level	September 30, 2026
Asset:
Cash and marketable securities held in Trust Account	1	$105,567,810

The over-allotment option was accounted for as a liability in accordance with ASC 480 and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at August 5, 2026 and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment option liability in the statement of operations. On September 17, 2026, the over-allotment option to purchase up to an additional 1,575,000 Units was forfeited, and the Company derecognized the over-allotment liability in the amount of $97,020 accordingly, which is included in change in fair value of over-allotment liability under other income in the accompanying unaudited statements of operations.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models and assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the over-allotment option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the over-allotment option. The expected life of the over-allotment option is assumed to be equivalent to its remaining contractual term.

ARC GROUP SECURITIES ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

August 5, 2026
Risk-free interest rate	3.72%
Expected term (years)	0.12
Expected volatility	2.43%
Exercise price	$10.00
Fair value of over-allotment option	$0.0616

The fair value of Public Warrants, Public Rights, Representative Shares and Founder Shares transferred were determined using Monte Carlo Simulation Model. The Public Warrants, Public Rights and Representative Shares have been classified within shareholders’ equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the above-mentioned instruments:

August 5, 2026
Estimated share price	$9.32
Exercise price	$11.50
Term (years)	2.25
Annual risk-free rate (term-matched)	4.21%
Expected warrant implied volatility based on warrants from comparable SPAC securities	7.62%

NOTE 9. SEGMENT INFORMATION

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

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment and one reportable segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three months Ended September 30, 2026	For the Nine months Ended September 30, 2026
Professional service fees	$(25,924)	$(73,953)
Other formation and operating costs	$(173,810)	$(177,310)
Investment income on cash and marketable securities held in trust account	$566,852	$566,852

	December 31, 2025	September 30, 2026
Cash and marketable securities held in Trust Account	$-	$105,567,810

The key measures of segment profit or loss reviewed by the CODM are formation and operating costs, interest income on trust account, and cash and marketable securities held in trust account. The CODM reviews interest earned on cash and marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Within the operating expenses, the CODM specifically reviews professional service fees, which are a significant segment expense, and include legal fees and advisory fees. These expenses are monitored to manage and forecast cash available to complete a Business Combination within the required period. Other general and administrative expenses, including accounting expenses, printing expenses, and regulatory filing fees, are reviewed in the aggregate to ensure alignment with budget and contractual obligations. Funds invested in the Trust Account represent the predominant portion of the Company’s total assets and are monitored by the CODM to determine the most effective strategy of investment with the Trust Account funds, while maintaining compliance with the trust agreement.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through November 6, 2026, the date that unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 20, 2026, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that, because the aggregate market value of the Company’s outstanding warrants was less than $1 million, the Company’s warrants are no longer in compliance with Nasdaq Listing Rule 5452(b)(C). The Company has 45 calendar days, or until December 4, 2026, to submit a plan to regain compliance, and if Nasdaq accepts the plan, Nasdaq may grant an extension of up to 180 calendar days from the date of the notice, or until April 18, 2027, to evidence compliance. The notice has no current effect on the listing or trading of the Company’s warrants or its other securities.

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

Overview

The Company is a blank check company incorporated under the laws of the Cayman Islands on October 9, 2025 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial business combination using cash from the proceeds of our Initial Public Offering (the “IPO”) and the private placement of the private units, the proceeds of the sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2026 were organizational activities and those necessary to prepare for the Company’s IPO and pursuit of the consummation of an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to continue to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended September 30, 2026, we had net income of $464,138, which consisted of investment income on cash and marketable securities held in the Trust Account of $566,852 and change in fair value of over-allotment liability of $97,020, partially offset by formation and operating costs of $199,734.

For the nine months ended September 30, 2026, we had net income of $412,609, which consisted of investment income on cash and marketable securities held in the Trust Account of $566,852 and change in fair value of over-allotment liability of $97,020, partially offset by formation and operating costs of $251,263.

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

As of September 30, 2026, the Company had $684,320 cash and a working capital surplus of $668,758. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through the loan under an unsecured promissory note from the Sponsor of $360,453, which was fully repaid on August 13, 2026.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor an aggregate of $20,000 per month for office space, secretarial and administrative support. We began incurring these fees on August 5, 2026, and will continue to incur these fees monthly until completion of the Company’s initial business combination or liquidation. As of September 30, 2026, $40,000 were incurred under this agreement.

The underwriters were not entitled to any cash underwriting fee at closing of the Initial Public Offering. The underwriters were entitled to 420,000 Representative Shares at closing of the Initial Public Offering, whereby 370,000 Class A ordinary shares were issued to ARC Group Securities LLC, the lead left bookrunner and representative of the underwriters and 50,000 Class A ordinary shares were issued to Clear Street LLC, as the qualified independent underwriter. The underwriters were entitled to $1,575,000 deferred underwriting fee upon closing of the Business Combination.

Critical Accounting Estimates

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report on Form 10-Q. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our final prospectus for the IPO filed with the SEC on August 5, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 17, 2025, we issued an aggregate of 7,392,857 Class B ordinary shares (“Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. Such ordinary shares included an aggregate of up to 964,286 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 30% of the outstanding shares after the IPO (not including the Class A ordinary shares that are included within the Private Units). On May 6, 2026, pursuant to the downsize of the Initial Public Offering, our Sponsor surrendered 2,217,857 Class B ordinary shares for no consideration, leaving Sponsor with 5,175,000 Class B ordinary shares for an aggregate purchase price of $25,000 (up to 675,000 of which were subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option was exercised). On August 5, 2026, the effective date of the registration statement, the Sponsor transferred an aggregate of 40,000 of its Founder Shares, or 10,000 each to its four officers and independent directors, except Ian Hanna, for their board service, for nil cash consideration. As the underwriters’ over-allotment option was not exercised, 675,000 Founder Shares were forfeited on September 17, 2026.

On August 5, 2026, we consummated our Initial Public Offering of 10,500,000 units, at $10.00 per Unit, generating gross proceeds of $105,000,000. Each Public Unit contains one Class A ordinary share, one right, and one redeemable warrant.

Simultaneously with the consummation of the closing of the Initial Public Offering, we consummated the private placement of an aggregate of 140,000 units to the Sponsor at a price of $10.00 per Private Unit, generating gross proceeds of $1,400,000. The issuance of the Private Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the sale of the Private Units.

The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-291302), which was declared effective by the SEC on August 3, 2026. ARC Group Securities LLC acted as representative of the underwriters. Of the gross proceeds from the IPO and the Private Placement, $106,400,000 was initially placed in the Trust Account, and on August 10, 2026, $1,400,000 was distributed to pay IPO expenses (including repayment of the $360,453 Sponsor promissory note) and to fund working capital, leaving $105,000,000 in the Trust Account. For a description of the use of the proceeds generated in the IPO, see Part I, Item 2 of this Quarterly Report.

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

ARC Group Securities Acquisition I

Dated: November 6, 2026	By:	/s/ Ian Hanna
Ian Hanna, Chief Executive Officer and Chairman of the Board

Dated: November 6, 2026	By:	/s/ Jake Carney
Jake Carney, Chief Financial Officer

